Form 10-Q
period 1996-03-31
XAVIER MINES LTD
filed 1996-06-27
CIK 921905

________________________________________________________________________________
________________________________________________________________________________


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                                   ---------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                        Commission file number:  0-28204

                              XAVIER MINES LIMITED
             (Exact name of registrant as specified in its charter)

      ONTARIO, CANADA                                          76-049009
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

                           XAVIER MERGER CORPORATION

          DELAWARE                                             76-0490006
(State or other jurisdiction of
incorporation or organization)

                               1600 SMITH STREET
                                   SUITE 4700
                               HOUSTON, TX  77002
                         (Address of principal offices)

                                 (713) 652-5111
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        NO  X
    ----      ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

70,139,427 shares of common stock, no par value, issued and outstanding at June 24, 1996.

- --------------------------------------------------------------------------------
________________________________________________________________________________

                              XAVIER MINES LIMITED

                               TABLE OF CONTENTS


                                                                            PAGE


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements
          ---------------------

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of March 31, 1996 and
  December 31, 1995...............................................   3
Consolidated Statements of Income (Loss) and Retained Deficit
  for the three months ended March 31, 1996 and 1995...............  5
 Consolidated Statements of Cash Flows for the three months ended
  March 31, 1996 and 1995..........................................  6
 Condensed Notes to Consolidated Financial Statements..............  7

Item 2 Management's Discussion and Analysis of Financial Condition
       -----------------------------------------------------------
and Results of Operations..........................................  9
- -------------------------



PART II  OTHER INFORMATION

Item 1 - Legal Proceedings.........................................  14
         -----------------

Item 2 - Changes in Securities.....................................  14
         ---------------------

Item 3 - Defaults upon Senior Securities...........................  14
         -------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders.......  14
         ---------------------------------------------------

Item 5 - Other Information.........................................  14
         -----------------

Item 6 - Exhibits and Reports on Form 8-K..........................  14
         --------------------------------

         (a)  Exhibits

         (b)  Reports on Form 8-K

                          XAVIER MINES LIMITED

                      CONSOLIDATED BALANCE SHEETS
                              [UNAUDITED]


                                             March 31,      December 31,
                                                1996            1995
                                           ------------   --------------
                  ASSETS

CURRENT:
  Cash..................................    $   388,217      $    25,435
  Cash-restricted.......................      1,000,000        1,000,000
  Accounts receivable...................      1,367,927          882,925
  Short-term note receivable,
   collateralized by the stock of
   KMNGG whose reserves are
   principally unproved.............         19,949,532       19,949,532
  Other.................................        178,051          193,323
                                            -----------      -----------

           Total current assets.........     22,883,727       22,051,215
                                            -----------      -----------

OIL AND GAS CONTRACT RIGHTS,
   FULL COST METHOD, NET................     35,232,853       29,427,822

INVESTMENT IN AND ADVANCES TO
  OIL AND GAS JOINT VENTURE.............     11,769,614       11,870,107

INVESTMENT IN PRODUCTION
  PLATFORM HELD FOR RESALE, NET.........      1,499,877        1,499,877

INTANGIBLE ASSETS, NET..................      7,918,066        8,132,791

OTHER EQUIPMENT, NET....................      1,563,733        1,419,293

LOAN RECEIVABLE-AFFILIATED COMPANY......      1,060,232          914,845

LOAN RECEIVABLE - OTHER.................        900,771          895,613

DEFERRED FINANCING COSTS................      3,779,162        4,229,036

OTHER...................................        741,858          631,894
                                            -----------      -----------
                                            $87,349,893      $81,072,493
                                            ===========      ===========

                           XAVIER MINES LIMITED

                          CONSOLIDATED BALANCE SHEETS
                                  [UNAUDITED]

                                              March 31,       December 31,
                                                1996              1995
                                            ------------    --------------
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and
        accrued liabilities.............    $ 13,666,445       $  7,604,765
    Notes payable.......................         831,605          1,376,646
    Production platform advances........       1,519,037          1,519,037
    Due to affiliates:
          Accounts payable..............          42,220             42,220
          Management and consulting fees         212,159            180,909
    Other...............................          11,988             29,988
                                            ------------       ------------
            Total current liabilities...      16,283,454         10,753,565
                                            ------------       ------------

SHARE SUBSCRIPTIONS RECEIVED............         500,000                  -

DEFERRED INCOME TAX.....................       3,247,514          3,252,042

LONG TERM NOTES PAYABLE.................      20,780,763         20,888,400

OTHER...................................         837,347            131,744

MINORITY INTEREST IN NET ASSETS OF
    CONSOLIDATED SUBSIDIARIES...........       6,515,728          6,637,496

SHAREHOLDERS' EQUITY
        Share capital...................      59,238,156         58,309,202
        Deficit.........................     (20,053,069)       (18,899,956)
                                            ------------       ------------
                                              39,185,087         39,409,246
                                            ------------       ------------
                                            $ 87,349,893       $ 81,072,493
                                            ============       ============

                                    XAVIER MINES LIMITED

                          CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                         [UNAUDITED]

                                                         For the Quarters ended March 31,
                                                      --------------------------------------
                                                           1996                     1995
                                                      -------------              -----------
REVENUES:
  Oil and gas...........................               $ 3,250,185                $3,137,618
  Pipeline repair.......................                 1,156,880                         -
                                                       -----------                ----------

TOTAL REVENUES..........................                 4,407,065                 3,137,618
                                                       -----------                ----------
EXPENSES:
  Production taxes and fees.............                 1,781,046                 1,312,809
  Lease operating  expense..............                   581,460                   121,999
  Pipeline repair cost of sales.........                   747,232                         -
  Depreciation and amortization.........                   861,354                   183,070
  General and administrative............                 1,344,217                   656,097
  Interest and loan fees................                 1,041,035                    99,069
                                                       -----------                ----------

TOTAL EXPENSES..........................                 6,356,344                 2,373,044
                                                       -----------                ----------
OTHER INCOME (EXPENSE):
  Interest income.......................                   683,200                    10,448
  Equity in net loss of oil and gas
   joint venture........................                   (13,333)                        -
                                                       -----------                ----------

TOTAL OTHER INCOME (EXPENSE)............                   669,867                    10,448
                                                       -----------                ----------

INCOME  (LOSS)  BEFORE THE FOLLOWING....                (1,279,412)                  775,022

PROVISION FOR DEFERRED INCOME TAX.......                     4,528                  (490,889)

MINORITY INTEREST IN NET LOSS OF
 CONSOLIDATED SUBSIDIARIES..............                   121,770                         -
                                                       -----------                ----------

NET INCOME (LOSS).......................               $(1,153,114)               $  284,133
                                                       ===========                ==========

NET INCOME (LOSS) PER SHARE.............               $     (0.07)               $     0.06
                                                       ===========                ==========

                                     XAVIER MINES LIMITED

                       CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
                                         [UNAUDITED]

                                                      For the Quarters ended March 31,
                                                  ----------------------------------------
                                                      1996                         1995
                                                  ------------                 -----------
OPERATING ACTIVITIES:
  Net income (loss) for the period......          $(1,153,114)                  $   284,133
   Non-cash items:
     Depreciation.......................              861,354                       183,070
     Amortization of deferred financing
      costs.............................              449,874                             -
     Deferred foreign income tax........               (4,528)                      490,889
     Minority interest in loss of
      subsidiaries......................             (121,770)                            -
                                                  -----------                   -----------
                                                       31,816                       958,092
   Net changes in non-cash balances
     relating to operating activities...            6,310,806                      (288,418)
                                                  -----------                    ----------
                                                    6,342,622                       669,674
                                                  -----------                   -----------
INVESTING ACTIVITIES:
   Expenditures for oil and gas
     investment and contract rights.....           (6,378,853)                   (1,861,162)
   Purchase of other equipment..........             (218,272)                      (18,611)
   Loan to affiliated company...........             (145,387)                     (130,448)
   Loans and advances to others.........               (5,158)                            -
   Other................................               (8,446)                      (78,144)
                                                  -----------                   -----------
                                                   (6,756,116)                   (2,088,365)
                                                  -----------                   -----------
FINANCING ACTIVITIES:
  Shares issued for cash................              928,954                             -
  Shares issued for consulting and loan
   fees.................................                    -                       474,918
  Share subscriptions received..........              500,000                       150,000
  Repayment of debt.....................             (152,678)                      (35,000)
  Conversion of third party debt to
   share subscriptions..................             (500,000)                            -
  Proceeds from third party borrowings..                    -                       800,000
                                                  -----------                   -----------
                                                      776,276                     1,389,918
                                                  -----------                   -----------
INCREASE (DECREASE) IN CASH.............              362,782                       (28,773)

CASH, BEGINNING OF PERIOD...............               25,435                       107,222
                                                  -----------                   -----------

CASH, END OF PERIOD.....................          $   388,217                   $    78,449
                                                  ===========                   ===========

                              XAVIER MINES LIMITED

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)



NOTE 1 - ACCOUNTING POLICIES:
- -----------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended December 31, 1995 and 1994 included in its 1995 Annual Report or on Form S-4 as submitted to the Commission.


NOTE 2 - CARNEGIE/AITORNEFTEGAS NOTES:
- --------------------------------------

          The Company has been unable to complete its due diligence on Khantymansiyskeftegazgeologiya (KMNGG), whose shares collateralize the $19,949,532 convertible promissory note due to Xavier from Aitorneftegas. Consequently, the note is being extended to December 5, 1996.


NOTE 3 - NOTES PAYABLE:
- -----------------------

          The Company intends to ask the credit provider to activate the $12 million line of credit by June 30, 1996. If the lender is unwilling to provide the credit facility, the Company will ask for the return of the $1,000,000 commitment fee that was prepaid for the availability of the line of credit.


NOTE 4 - COMMITMENTS AND CONTINGENCIES:
- ---------------------------------------

          In June 19, 1996, Xavier settled the litigation styled Steven W. Weller v. Xavier Mines Limited, Xavier (USA), Inc., Noramco Mining Corporation, Robert C. Gardner, Murray Sinclair, George W. Bowman, II, Chris A. Dittmar and
S. Lionel McAuley. Mr. Weller had filed the suit on May 25, 1994, in the 334th District Court of Harris County, Texas. As part of the settlement, the Company paid $4.1 million to Mr. Weller, of which $500,000 will be paid under a promissory note due July 19, 1996.

                              XAVIER MINES LIMITED


NOTE 5 - SHARE CAPITAL:
- -----------------------

          During the first quarter of 1996, the Company issued 1,059,154 shares of common stock for $1,000,000, before deductions for commissions and related fees. Subsequent to March 31, 1996, a convertible note payable in the amount of $500,000 was converted to 524,786 shares of common stock. The note payable is shown as Share Subscriptions Received as of March 31, 1996.


NOTE 6 - SUBSEQUENT EVENTS:
- ---------------------------

(a) In June of 1996, Xavier advanced $2,000,000 to Brimstone Sales Corporation to facilitate the buying and reselling of ammonium nitrate from a Russian supplier to a western buyer.

(b) In June of 1996, the Company issued an unsecured promissory note for an additional SEK 57,695,000 ($9,025,000) before deductions for commissions and fees under the same terms and conditions as the December 1995 Carnegie note. The Company must also issue a yet to be determined number of warrants to Morgan Grenfell International Funds, Ltd. which facilitated the additional funding tranche of the Carnegie note.

(c) In April of 1996, the Company sold 3,365,385 shares of common stock for approximately $3,143,000 before commissions and related fees.

                              XAVIER MINES LIMITED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      In the first quarter of 1996, the Company hooked-up six wells to oil gathering lines, initiated three well work-overs and drilled three dry holes in the Potany/Kartopyinskoye (P&K) license area. At the Kamennoye East license area, the Company successfully worked-over one well but failed to achieve expected results with two additional work-overs. At the Kamennoye West license area, the Company's Russian drilling contractor drilled six wellbores to within 100 meters above the Cretaceous formation. (By June 24, the drilling contractor had drilled twelve wellbores to within 100 meters of the Cretaceous objective.) The Company's own drilling rig, with a specialized drilling package for the underbalanced drilling program required to complete in the Cretaceous objective, was shipped to the license area.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, information regarding Technical Service Agreement (TSA) average daily oil production, oil production sold, average TSA revenue receipts per Bbl sold and amortization and expenses attributable to such production. No depreciation, depletion or amortization was recorded on the Company's investment in the Black Gold Joint Venture since the venture has not achieved production in excess of designated baseline levels.

                                                    QUARTER ENDED MARCH 31,
                                                    -----------------------
                                                      1996           1995
                                                    --------       --------
PRODUCTION DATA:
TSA Average daily oil production (Bbls)               2,776          1,063
TSA Oil production sold (Bbls)                      188,909(1)     208,102
Average TSA sales price per Bbl sold                 $17.21         $15.08
Operating costs and expenses per Bbl sold:
  Production costs                                   $12.51          $6.89
  Amortization                                        $3.04           $.83
                                                     ------          -----
  Total                                              $15.55          $7.72
                                                     ======          =====

- ----------------
(1) Sales are from barrels produced from September 16, 1994, the initial date of production, to March 31, 1995.

QUARTERS ENDED MARCH 31, 1996 AND 1995

      TSA - Revenue. Total revenue for the quarter ended March 31, 1996 increased by $112,567 to $3,250,185 from $3,137,618 in the same period in 1995. TSA revenue increased on lower sales volumes because of higher crude prices.

      Pipeline Repair Revenue. Total pipeline repair revenue for the quarter ended March 31, 1996 increased to $1,156,880 from $0 in the same period in 1995. This is a result of the Company's acquisition of the Bandera Group in July of 1995.

      Production Taxes and Fees. Production taxes and fees for the quarter ended March 31, 1996 increased by $468,237 to $1,781,046 from $1,312,809 in the same period for 1995. Production taxes and fees increased due to higher lease operating expenses and due to production taxes in the Khanty Mansiysk region of western Siberia.

      General and Administrative. General and administrative expenses for the quarter ended March 31, 1996 increased by $688,120 to $1,344,217 from $656,097 for the same period in 1995. The increase was the result of expanding operations activity in the Black Gold Joint Venture and Kamennoye East license area and additional business expenses associated with marketing and capital formation efforts.

      Interest and Loan Fees. Interest and loan fees for the quarter ended March 31, 1996 increased by $941,966 to $1,041,035 from $99,069 for the same period in 1995. The incrase in interest expense and loan fees was principally the result of accrued interest on the Carnegie loan and amortization of the associated warrants.

      Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 1996 increased by $678,284 to $861,354 from $183,070 for the same period in 1995. The increase resulted from amortization of the intangible assets obtained in the purchase of 54.5% of the Bandera Group (Bandera), and to a higher charge to depreciation for equipment obtained in the Bandera purchase and for new corporate assets purchased as the Company's business activity expanded.

      Other (Income) and Expense. Other income and expense for the quarter ended March 31, 1996 increased by $659,419 to income of $669,867 from income of $10,448 for the same period in 1995. The increase reflects interest income from loans the Company made to Bandera prior to the closing date of the purchase transaction, interest due on the Convertible Note due from Aitorneftegaz (ANG), interest income from a promissory note due from Kachina Capital Corporation
(KCC) and interest income from loans made to certain entities to fund the Company's sulfur processing and trading plans.

      Income Taxes. Deferred income taxes for the quarter ended March 31, 1996 decreased $495,417 to $4,528 from ($490,889) for the same period in 1995. Deferred income taxes arise primarily from timing differences between the book and tax basis of Bandera's intangible assets and from the Russian treatment of the Company's advances under the TSAs. The change in deferred taxes as reported in the Company's financial statements is due to the amortization of the step-up in the basis of Bandera's assets. The Company's Russian branch, however, has a deferred foreign tax liability from on-going operations.

      Net Income (Loss). The Company had a net loss of $1,153,114 for the quarter ended March 31, 1996, as compared to a net a income of $284,133 for the 1995 period. Net loss for the 1996 period was the result of TSA revenue and interest income, reduced by general and administrative expense, oil and gas operations expense, interest expense and loan fees, TSA amortization expense and Xavier's $218,669 net share of Bandera's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has an immediate need for cash to meet it currently due obligations. At March 31, 1996, the Company had $388,217 of unrestricted cash on hand. Of the available cash on hand, $238,802 was attributable to Bandera, and as such, was unavailable to the Company. Bandera's future cash position will be determined by its success in winning all or a portion of $10,400,000 in bids outstanding and the profits margins realized on its $1,370,000 backlog of contracts at March 22, 1996. Bandera began factoring some of its accounts receivable in January 1996 to raise cash.

      In January 1996, Xavier received $2,000,000 from PETECO, a partner in the P&K and Kamennoye East TSA's. In March 1996, the Company received $1,000,000 before deductions of commissions and fees from the sale of equity via a private placement. In April 1996 the Company sold 3,365,385 shares of common stock for $3,143,000 before commissions and related fees. The proceeds were used to pay drilling costs of $1,275,000 in the West Kamennoye license area, to provide a non-refundable agency fee of $1,000,000 for a bond placement contract, and for working capital. In June 1996, the Company issued an unsecured promissory note for SEK 57,695,000 (US$9,025,000) under the same terms and conditions as the December 1995 Carnegie note. The Company must also issue a yet to be determined number of warrants to Morgan Grenfell International Funds, Ltd. which facilitated the additional funding tranche of the Carnegie loan. Funds from the note proceeds were disbursed as follows: $3.6 million to settle litigation (see note 4); $2,000,000 to Brimstone Sales Corporation to facilitate the buying and re-selling of ammonium nitrate (see note 6); and, the remainder to reduce accounts payable and for general corporate purposes.

      The Company has verbally rescheduled payment of the principal and interest outstanding under a promissory note due December 31, 1995 aggregating 265,000 to June 30, 1996. The Company also extended the conversion terms of a convertible note in the amount of $500,000 due December 31, 1995 to April 15, 1996. This convertible note was subsequently converted to equity in the second quarter of 1996. In the first quarter of 1996, the Company also made a payment of $147,000 in connection with the Gazprom joint venture (which payment was made in the fourth quarter of 1995 by the Company's 54.5%-owned subsidiary, Bandera, and which Xavier repaid to Bandera in the first quarter of 1996). In the second quarter, the Company advanced $2,028,000 to facilitate the buying and reselling of ammonium nitrate from a Russian supplier to a western buyer (see Note 6). To date, the Company's aggregate investment in the Gazprom joint venture totals $2,930,000. In addition to its capital requirements for proposed field development plans described below, the Company, in association with the formation of Genesis Eurasia Xavier (GEX) in 1994, entered into a credit agreement with Genesis Eurasia Corporation (GEC). The agreement requires the Company to advance a maximum of $40,000 per month to GEC through April 1, 1997. The advances bear interest at 12%, are payable in monthly amounts, including interest, and are collateralized by GEC's interest in GEX. The advances mature no later than April 1, 2000, at which time all unpaid advances and accrued interest are due. At March 31, 1996, the Company had advances of $930,000 and accrued interest of $110,232 due from GEC.

      The Company's principal future capital commitments arise under the Kamennoye East and Kamennoye West TSAs. Each of these TSAs has contractual requirements that obligate the Company to contribute a minimum amount of funds per year for a specified number of years unless, in the case of Kamennoye East TSA, the Company determines that development of the license area becomes uneconomic. Under the Kamennoye West TSA, the Company agreed to make aggregate capital contributions of $75,000,000 payable over a five-year period ending in 2000 at the rate of $15,000,000 per year. The Kamennoye East TSA requires aggregate capital contributions of $40,000,000 payable over a four year period. Such funds may be supplied to the development of either the Kamennoye East or P&K fields. The Company is obligated to fund 90% of such amount at the rate of $9,000,000 per year in each of 1994, 1995, 1996 and 1997. The Company and PETECO have agreed to reinvest the first $8,000,000 of TSA net revenue under each of the Kamennoye East TSA and the P&K TSA in the development of the applicable license area with such reinvestment to be applied to the Company's contractual commitments under the Kamennoye East TSA. Annual field development expenditures or capital contributions in excess of the annual minimum requirements specified in the Kamennoye East and Kamennoye West TSAs may be carried forward and applied against the following year's contractual capital spending requirements. In January 1996, the Company received $2.0 million from PETECO, which reduced its TSA advance account balance. This transfer, when added to the net reinvested revenue from P&K and Kamennoye East from first quarter 1996 sales, resulted in a remaining contractual investment requirement of $13.9 million. At March 31, 1996, the Company had committed approximately $10.0 million towards the $15 million contractual capital commitment at Kamennoye West. The Kamennoye West TSA commitment year runs from July to June.

      The Company believes that cash flow from operations will be insufficient to meet its 1996 capital needs by approximately $26,540,000. The Company intends to seek such additional required capital primarily through a combination of funding sources that may include offerings of equity and debt securities, including possible public offerings in the United States and internationally which the Company believes will be facilitated by its domestication in the United States. In addition, the Company has entered into discussions with certain entities concerning the private placement in Europe of up to $100 million in convertible debentures. Xavier has no definitive agreement with respect to the issue of such private placement and there can be no assurances that such an agreement will be concluded. In connection with any such offerings, effective January 1, 1996, the Company and Kachina Capital Corp. (KCC) terminated their verbal agreement whereby Xavier had agreed to pay KCC an amount equal to 2% of all amounts raised in public or private offerings of debt or equity.

      The Company may also seek to finance a portion of its capital needs with borrowings under the Line of Credit. The Line of Credit provides for a maximum borrowing of $12,000,000, bears interest at LIBOR plus 2% compounded daily, is unsecured and has a term of one year from the first drawdown. The Line of Credit requires the Company to maintain a compensating balance of $1,000,000, which has been paid, and pay an annual commitment fee of $100,000 to maintain the Line of Credit and a $60,000 administration fee. On the initial drawdown under the Line of Credit, the Company is required to issue the lending institution 1,500,000 Common Shares and 500,000 Common Share purchase warrants exercisable at CDN$2.00 per warrant and expiring in May 1997. Borrowings under the Line of Credit are subject to the lender's due diligence and to the presentation of all appropriate documentation by the Company. The Company paid the compensating balance in May and June 1995. The Company intends to ask the credit provider to activate the $12 million line of credit by June 30, 1996. If the lender is unwilling to provide the credit facility, the Company will ask for the return of the $1,000,000 commitment fee that was prepaid for the availability of the line of credit.

      Subsequent to the Company's domestication in the United States, the Company expects to be in a better position to seek capital and/or loan guarantees from U.S. and foreign governmental and quasi-governmental agencies in connection with its Russian projects. The Company may also seek an industry partner looking for an entrance into the Russian oil and gas arena or could sell an interest in one or more of its concessions to a third party. There can be no assurance, however, that the Company will be successful in obtaining the funds required to meet its capital needs on a timely basis or, if it is successful, that the terms on which such funds are obtained will be advantageous to the Company. If the Company is unable to obtain sufficient capital in a timely manner, either as described above or otherwise, it would be forced to delay the development of the properties and/or seek to renegotiate its obligations under the TSAs, either of which could have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance that the Company would be able to renegotiate its obligations under the TSAs if required to do so.

     The Company has entered into Interest Purchase Agreements, effective November 3, 1993, with each of Mr. Dittmar and Mr. Bowman pursuant to which the Company acquired its initial rights in and to certain of its properties. The Interest Purchase Agreements, among other things, grant to each of Mr. Dittmar and Mr. Bowman a non-assignable royalty of 1.0% of all earnings before interest, taxes, depreciation and amortization in and from all properties and/or projects identified and/or introduced to Xavier, with certain limited exceptions.
Messrs. Dittmar and Bowman have the right to collateralize their respective royalty interests against the properties subject thereto.

                              XAVIER MINES LIMITED

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     On June 19, 1996, Xavier settled the litigation styled Steven W. Weller v. Xavier Mines Limited, Xavier (USA), Inc., Noramco Mining Corporation, Robert C. Gardner, Murray Sinclair, George W. Bowman, II, Chris A. Dittmar and S. Lionel McAuley. Mr. Weller had filed the suit on May 25, 1994, in the 334th District Court of Harris County, Texas. As part of the settlement, the Company paid $4.1 million to Mr. Weller, of which $500,000 will be paid under a promissory note due July 19, 1996.

ITEM 2 - CHANGES IN SECURITIES - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5 - OTHER INFORMATION - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           Exhibit 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K- None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                         XAVIER MINES LIMITED

Date:  June 26, 1996                     By:  /s/ Robert S. Parsons
                                            ------------------------------------
                                            Robert S. Parsons
                                            Vice President and
                                            Chief Financial Officer


                                         XAVIER MERGER CORPORATION

                                         By:  /s/ Robert S. Parsons
                                            ------------------------------------
                                            Robert S. Parsons
                                            Vice President and
                                            Chief Financial Officer