Form 10-Q
period 1996-06-30
XAVIER MINES LTD
filed 1996-08-19
CIK 921905

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                                   ---------

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                        Commission file number:  0-28204

                               XAVIER CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       76-049006
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

                                 Formerly Named
                              XAVIER MINES LIMITED
             (Exact name of registrant as specified in its charter)


       ONTARIO, CANADA                                   76-049009
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)


                         1600 SMITH STREET, SUITE 4700
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

YES___        NO   X
                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

16,585,898 shares of common stock, $0.0001 par value, issued and outstanding at August 8, 1996.


================================================================================

                               XAVIER CORPORATION

                               TABLE OF CONTENTS


                                                                      PAGE

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements
          ---------------------

CONSOLIDATED FINANCIAL STATEMENTS:



 Consolidated Balance Sheets as of June 30, 1996 and
   December 31, 1995................................................  3
 Consolidated Statements of Income (Loss) and Retained Deficit
  for the three months and six months ended June 30, 1996 and 1995..  5
 Consolidated Statements of Cash Flows for the six months ended
  June 30, 1996 and 1995............................................  6
 Condensed Notes to Consolidated Financial Statements...............  7

Item 2    Managements Discussion and Analysis of Financial
          Condition and Results of Operations.......................  9




PART II   OTHER INFORMATION

Item 1 - Legal Proceedings..........................................  15

Item 2 - Changes in Securities......................................  15

Item 3 - Defaults upon Senior Securities............................  15

Item 4 - Submission of Matters to a Vote of Security Holders........  15

Item 5 - Other Information..........................................  16

Item 6 - Exhibits and Reports on Form 8-K...........................  16

         (a)  Exhibits

         (b)  Reports on Form 8-K


                           XAVIER CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)



                                                                   June 30,      December 31,
                                                                     1996            1995
                                                                ------------   --------------
ASSETS

 CURRENT
  Cash......................................................    $  1,529,586   $       25,435
  Cash-restricted...........................................               -        1,000,000
  Accounts receivable.......................................       2,003,718          882,925
  Short-term note receivable,
   collateralized by the stock  of
      KMNGG whose reserves are
       principally unproved.................................      19,949,532       19,949,532
  Other.....................................................         447,612          193,323
                                                                ------------   --------------

           Total current assets.............................      23,930,448       22,051,215
                                                                ------------   --------------

OIL AND GAS CONTRACT RIGHTS,
   FULL COST METHOD,  NET...................................      37,784,598       29,427,822

INVESTMENT IN AND ADVANCES TO
  OIL AND GAS JOINT VENTURE.................................      11,774,174       11,870,107

INVESTMENT IN PRODUCTION
  PLATFORM HELD FOR RESALE, NET.............................       1,499,877        1,499,877

INTANGIBLE ASSETS, NET......................................       7,774,069        8,132,791

OTHER EQUIPMENT, NET........................................       1,520,066        1,419,293

LOAN RECEIVABLE-AFFILIATED COMPANY..........................       1,207,107          914,845

LOAN RECEIVABLE - OTHER.....................................       2,920,935          895,613

DEFERRED FINANCING COSTS....................................       4,826,822        4,229,036

OTHER.......................................................         656,090          631,894
                                                                ------------   --------------
                                                                $ 93,894,186   $   81,072,493
                                                                ============   ==============


                              XAVIER CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                              June 30,        December 31,
                                               1996              1995
                                           -------------    --------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and
        accrued liabilities.............   $  13,134,608    $    7,604,765
    Notes payable.......................       1,626,014         1,376,646
    Production platform advances........       1,519,037         1,519,037
    Due to affiliates:
          Accounts payable..............          42,220            42,220
          Management and consulting fees         218,409           180,909
    Other...............................          49,488            29,988
                                           -------------    --------------

      Total current liabilities.........      16,589,776        10,753,565

                                           -------------    --------------

SHARE SUBSCRIPTIONS RECEIVED............          14,000                 -

DEFERRED INCOME TAX.....................       3,120,703         3,252,042

LONG TERM NOTES PAYABLE.................      29,871,658        20,888,400

OTHER...................................       1,434,513           131,745

MINORITY INTEREST IN NET ASSETS OF
    CONSOLIDATED SUBSIDIARIES...........       6,316,310         6,637,496

SHAREHOLDERS' EQUITY
        Share capital...................      65,816,067        58,309,202
        Deficit.........................     (29,268,841)      (18,899,957)
                                           -------------    --------------
                                              36,547,226        39,409,245
                                           -------------    --------------
                                           $  93,894,186    $   81,072,493
                                           =============    ==============


                              XAVIER CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)


                                                        For the Three months ended                For the Six months ended
                                                                 June 30,                                 June 30,
                                                        ------------  ------------                -----------   ----------
                                                            1996          1995                       1996          1995
                                                        ------------  ------------                -----------   ----------

REVENUES:
  Oil and gas...........................                 $ 7,816,695    $3,459,331               $ 11,066,880    $6,596,949
  Pipeline repair.......................                   1,222,681             -                  2,379,561             -
                                                         -----------    ----------               ------------    ----------

TOTAL REVENUES..........................                   9,039,376     3,459,331                 13,446,441     6,596,949
                                                         -----------    ----------               ------------    ----------

EXPENSES:
  Production taxes and fees.............                   3,638,876     1,365,959                  5,419,922     2,678,768
  Lease operating  expense..............                   3,164,074       121,608                  3,745,534       243,607
  Pipeline repair cost of sales.........                     898,406             -                  1,645,638             -
  Depreciation and amortization.........                   1,687,942       552,740                  2,549,296       735,810
  General and administrative............                   4,431,649       759,025                  5,775,866     1,415,122
  Interest and loan fees................                   1,304,889       524,622                  2,345,924       623,691
                                                         -----------    ----------               ------------    ----------

TOTAL EXPENSES..........................                  15,125,836     3,323,954                 21,482,180     5,696,998
                                                         -----------    ----------               ------------    ----------

OTHER INCOME (EXPENSE):
  Interest income.......................                     670,197       112,973                  1,353,397       123,421
  Litigation settlement expense.........                  (4,100,000)            -                 (4,100,000)            -
  Equity in net loss of oil and gas
   joint venture........................                     (25,734)       (9,150)                   (39,067)       (9,150)
                                                         -----------    ----------               ------------    ----------

TOTAL OTHER INCOME (EXPENSE)............                  (3,455,537)      103,823                 (2,785,670)      114,271
                                                         -----------    ----------               ------------    ----------

LOSS BEFORE THE FOLLOWING...............                  (9,541,997)      239,200                (10,821,409)    1,014,222

PROVISION FOR DEFERRED
 INCOME TAX.............................                     126,811      (406,794)                   131,339      (897,683)

MINORITY INTEREST IN NET LOSS OF
 CONSOLIDATED SUBSIDIARIES..............                     199,416             -                    321,186             -
                                                         -----------    ----------               ------------    ----------

NET INCOME (LOSS).......................                 $(9,215,770)   $ (167,594)              $(10,368,884)   $  116,539
                                                         ===========    ==========               ============    ==========

NET INCOME (LOSS) PER SHARE.............                      $(0.57)       $(0.03)                    $(0.66)        $0.01
                                                         ===========    ==========               ============    ==========


                                       XAVIER CORPORATION

                        CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
                                           (Unaudited)

                                                                                            For the Six months ended June 30,
                                                                                            ---------------------------------
                                                                                                 1996               1995
                                                                                            ---------------    --------------
OPERATING ACTIVITIES:
  Net income (loss) for the period.................................................       $   (10,368,884)         116,539
   Non-cash items:
     Depreciation..................................................................             2,549,296          735,810
     Amortization of deferred financing costs......................................               929,368                -
     Deferred foreign income tax...................................................              (131,339)         897,683
     Minority interest in loss of subsidiaries.....................................              (321,186)          (3,050)
                                                                                          ---------------     ------------
                                                                                               (7,342,745)       1,746,982
   Net changes in non-cash balances
     relating to operating activities..............................................             5,856,145          (19,660)
                                                                                          ---------------     ------------
                                                                                               (1,486,600)       1,727,322
INVESTING ACTIVITIES:
   Expenditures for oil and gas
     investment and contract rights................................................           (10,330,332)     (15,517,574)
   Purchase of other equipment.....................................................              (242,265)         (61,110)
   Loan to affiliated company......................................................              (292,262)        (305,884)
   Loans and advances to others....................................................            (2,025,322)      (5,350,000)
   Other...........................................................................                (3,789)        (658,657)
                                                                                          ---------------     ------------
                                                                                              (12,893,970)     (21,893,225)

FINANCING ACTIVITIES:
  Shares issued for cash...........................................................             5,928,157       22,473,958
  Shares issued for consulting and loan fees.......................................                70,946          749,198
  Share subscriptions received.....................................................                14,000                -
  Warrants issued in connection with note payable..................................             1,166,146                -
  Repayment of debt................................................................                     -       (1,652,573)
  Line of credit compensating balance..............................................             1,000,000       (1,000,000)
  Conversion of third party debt to common shares..................................              (500,000)        (500,000)
  Proceeds from third party borrowings.............................................             8,205,472          500,000
                                                                                          ---------------     ------------
                                                                                               15,884,721       20,570,583
                                                                                          ---------------     ------------
INCREASE (DECREASE) IN CASH........................................................             1,504,151          404,680
CASH, BEGINNING OF PERIOD..........................................................                25,435          107,222
                                                                                          ---------------    -------------
CASH, END OF PERIOD................................................................       $     1,529,586          511,902
                                                                                          ===============    =============

                               XAVIER CORPORATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)



NOTE 1 - ACCOUNTING POLICIES:
- -----------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Companys audited financial statements for the years ended December 31, 1995 and 1994 included in its 1995 Annual Report or on Form S-4 as submitted to the Commission.


NOTE 2 - CARNEGIE/AITORNEFTEGAZ NOTES:
- --------------------------------------

          The Company has been unable to complete its due diligence on Khantymansiyskeftegazgeologiya (KMNGG), whose shares collateralize the $19,949,532 convertible promissory note due to Xavier from Aitorneftegaz (ANG). Consequently, the parties extended the note's maturity to December 5, 1996.


NOTE 3 - NOTES PAYABLE:
- -----------------------

          On June 19, 1996, the Company issued a note for $500,000 to Steve W. Weller that was due on July 18, 1996. The note was for settlement of the Weller lawsuit and was paid on July 18, 1996.

          The Company asked the credit provider to activate the $12 million line of credit or refund the $1 million commitment fee that the Company prepaid for the availability of said credit facility. The credit provider failed to grant either of these requests and, consequently, the balance was written off. Management is pursuing legal and corporate options to recover the funds.

          The Company is in technical default on the $276,000 (principal and interest) note payable to Felton Investments Ltd. (Felton). Felton has issued the Company a demand letter for payment of the note.

          The Bandera Group (Bandera), Xaviers 54.5% subsidiary, received a 30 day extension on its $500,000 notes payable that were due on June 30, 1996 to the sellers of the Miller Pipeline Service Company. Bandera is in technical default on the notes, and currently, Xavier Corporation is negotiating to buy the notes from the sellers.

                               XAVIER CORPORATION
                               ------------------



NOTE 4 - COMMITMENTS AND CONTINGENCIES:
- ---------------------------------------

          On August 12, 1996, Xavier and other named defendants began court-ordered mediation in an attempt to settle the Southwest Merchants Groups claims associated with Xaviers purchase of 54.5% of Bandera in July 1995. The mediation produced no tangible results, so the lawsuit will proceed toward an October 28, 1996 trial date.


NOTE 5 - SHARE CAPITAL:
- -----------------------

          On April 26, 1996, the Company issued and delivered 3,365,385 units (consisting of one share of Xavier Mines Limited (XML) common stock and a warrant to purchase one share of XML common stock) via a private placement. On May 3, 1996, the Company entered into a non-refundable, $1 million contract for past and future financial advisory services (related to a proposed debenture offering) with the purchaser of the above units. The purchaser, however, failed to deliver funds for payment of the units. On May 11, 1996, Xavier arranged for the resale of 3,000,000 of the units to a different purchaser. The original purchaser returned the warrant certificate, along with approximately $1,715,000 in resale proceeds to the Company. However, the original purchaser has refused to return the 365,385 share certificate and has kept approximately $1,131,000 of the remaining resale proceeds citing the non-refundable financial services contract and a selling commission due from the resale of the units. The Company charged $1,131,000 to expense, and is reviewing the merits of a lawsuit against the original purchaser for the return of or payment for the 365,385 share certificate and the return of $1,131,000 of resale proceeds. No value was recorded for the 365,385 share certificate.

          On June 19, 1996, the Company issued 1,368,000 shares of common stock for $1,000,000 via a private placement. The proceeds were used to fund the Weller litigation settlement. Also on June 19, 1996, the Company issued 100,000 shares of stock to the entity that guaranteed the $500,000 note issued by Xavier in settlement of the Weller litigation (see Part II, Item 1 and footnote 3 to Consolidated Financial Statements).

NOTE 6 - SUBSEQUENT EVENTS:
- ---------------------------

(a) On July 15, 1995, XML domesticated as a Delaware corporation and merged into its wholly-owned subsidiary, a Delaware corporation.
             The post-merger entity retained the name Xavier Corporation. Also on July 15, 1996, XML filed articles of amendment to consolidate its shares on a one-for-four basis. On July 24, 1996, the Company's shares began trading on the NASDAQ National Market on a post-consolidation basis with the ticker symbol XVRC.

(b) On July 26, 1996, Genesis Eurasia Corporation notified the Company of its intention to put its 1,000 shares of Xavier B.G. Inc.
             exchangeable preferred stock to Xavier in exchange for 675,000 shares of Xavier common stock.


                              XAVIER CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In the second quarter of 1996, work continued on three wells at Potanay in order to place them on artificial lift (rod pump) in the Potanay/Kartopyinskoye (P&K) license area. At the Kamennoye East license area, the Company worked-over two wells. Completion work of exploration well #163 resulted in a test of 115 bopd with 70% water cut and the well was shut-in for further evaluation. Work on well #195 yielded unsatisfactory results and was subsequently shut-in. At the Kamennoye West license area, the Company's Russian drilling contractor completed drilling two additional wellbores to within 100 meters above the Cretaceous formation. At August 10, 1996, the drilling contractor had drilled a total of fourteen wells to within 100 meters of the Cretaceous objective. Preparations continue for the Company to rig-up its own drilling rig with a specialized drilling package for the underbalanced drilling program required to complete in the Cretaceous formation. All operations in these Western Siberia TSA's were normally slowed down by the annual spring thaw and subsequent loss of the winter ice road system.

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1996 AND 1995

     TSA--Revenue. Total revenue for the quarter ended June 30, 1996 increased by $4,357,364 to $7,816,695 from $3,459,331 in the same period in 1995. TSA revenue increased on higher sales volumes and higher crude prices.

     Pipeline Repair Revenue. Total pipeline repair revenue for the quarter ended June 30, 1996 increased to $1,222,681 from $0 in the same period in 1995. This is a result of the Company's acquisition of a majority equity interest in the Bandera Group (Bandera) in July of 1995.

     Production Taxes and Fees. Production taxes and fees for the quarter ended June 30, 1996 increased by $2,272,917 to $3,638,876 from $1,365,959 in the same period in 1995. Production taxes and fees increased due to higher sales volumes and higher per-unit production taxes in the Khanty Mansiysk region of western Siberia.

     Lease Operating Expense. Lease operating expense for the quarter ended June 30, 1996 increased by $3,042,466 to $3,164,074 from $121,608 in the same period in 1995. The higher charges are due to expanding operations at the Potanay and Kamennoye East TSA's and unusually large charges for direct and indirect expenses billed by the Company's Russian partner to the venture. The Company is reviewing the charges and will seek adjustments where the billings cannot be substantiated.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 1996 increased by $1,135,202 to $1,687,942 from $552,740 for the same period in

1995. The increase resulted from amortization of the intangible assets obtained in the purchase of 54.5% of Bandera, higher charges to depreciation for equipment obtained in the Bandera purchase, for depreciation of new corporate assets purchased as the Company's business expanded, and, primarily, for depletion, depreciation and amortization associated with increased sales of crude production.

     General and Administrative. General and administrative expenses for the quarter ended June 30, 1996 increased by $3,672,624 to $4,431,649 from $759,025 for the same period in 1995. The increase was the result of expanding operations activity in the Siberian license areas and the Moscow and Houston corporate offices, unusually high legal and accounting fees associated with a registration statement and the Weller lawsuit, and write-offs of prepaid expenses.

     Interest and Loan Fees. Interest and loan fees for the quarter ended June 30, 1996 increased by $780,267 to $1,304,889 from $524,622 for the same period in 1995. The increase in interest expense and loan fees was principally the result of accrued interest on the Carnegie loans and amortization of the associated warrants and interest on Bandera's debt.

     Other (Income) and Expense. Other income and expense for the quarter ended June 30, 1996 decreased by $3,559,360 to expense of $3,455,537 from income of $103,823 for the same period in 1995. The decrease principally reflects interest income on the Convertible Note due from Aitorneftegaz (ANG), interest income from a promissory note due from Kachina Capital Corporation (KCC), and interest income from loans made to certain entities to fund the Company's commodities trading venture. The above items are offset by a onetime charge related to a litigation settlement.

     Income Taxes. Deferred income taxes for the quarter ended June 30, 1996 decreased $533,605 to $126,811 from ($406,794) for the same period in 1995. Deferred income taxes arise primarily from timing differences between the book and tax basis of Bandera's intangible assets and from the Russian treatment of the Company's advances under the TSA's. The change in deferred taxes as reported in the Company's financial statements is due to the amortization of the step-up in the basis of Banderas assets. The Company's Russian branch has a deferred foreign tax liability.

     Net Income (Loss). The Company had a net loss of $9,215,770 for the quarter ended June 30, 1996, as compared to a net loss of $167,594 for the 1995 period. Net loss for the 1996 period was the result of TSA revenue, interest income, and pipeline repair income, reduced by general and administrative expense, oil and gas operations expense, interest expense, depreciation and amortization expense, and the costs of litigation settlement.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     TSA - Revenue. Total revenue for the six months ended June 30, 1996 increased by $4,469,931 to $11,066,880 from $6,596,949 in the same period in 1995. TSA revenue increased on higher sales volumes (production from Potanay TSA began in July 1995) and higher crude prices.


     Pipeline Repair Revenue. Total pipline repair revenue for the six months ended June 30, 1996 increased to $2,379,561 from $0 in the same period in 1995. This is a result of the company's acquisition of a majority equity interest in Bandera in July of 1995.

     Production Taxes and Fees. Production taxes and fees for the six months ended June 30, 1996 increased by $2,741,154 to $5,419,922 from $2,678,768 in the same period for 1995. Production taxes and fees increased due to higher sales volumes (production from Potanay TSA began in July 1995) and higher per-unit production taxes in the Khanty Mansiysk region of western Siberia.

     Lease Operating Expense. Lease operating expense for the six months ended June 30, 1996 increased by $3,501,927 to $3,745,534 from $243,607 in the same period in 1995. The higher charges are due to expanding operations at the Potanay and Kamennoye East TSA's and, in the second quarter, unusually large charges for direct and indirect expenses billed by the Company's Russian partner to the venture. The Company is reviewing the charges and will seek adjustments where the billings cannot be substantiated.

     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 1996 increased by $1,813,486 to $2,549,296 from $735,810 for the same period in 1995. The increase resulted from amortization of the intangible assets obtained in the purchase of 54.5% of Bandera, higher charges to depreciation for equipment obtained in the Bandera purchase, for depreciation of new corporate assets purchased as the Company's business expanded, and, primarily, for depletion, depreciation and amortization associated with increased sales of crude production.

     General and Administrative. General and administrative expenses for the six months ended June 30, 1996 increased by $4,360,744 to $5,775,866 from $1,415,122 for the same period in 1995. The increase was the result of expanding operations activity in the Siberian license areas and the Moscow and Houston corporate offices, and, in the second quarter, unusually high legal and accounting fees associated with a registration statement and the Weller lawsuit, and write-offs of prepaid expenses.

     Interest and Loan Fees. Interest and loan fees for the six months ended June 30, 1996 increased by $1,722,233 to $2,345,924 from $623,691 for the same period in 1995. The increase in interest expense and loan fees was principally the result of accrued interest on the Carnegie loans and amortization of the associated warrants and interest on Bandera's debt.

     Other (Income) and Expense. Other income and expense for the six months ended June 30, 1996 decreased by $2,899,941 to expense of $2,785,670 from income of $114,271 for the same period in 1995. The decrease principally reflects interest income on the Convertible Note due from Aitorneftegaz (ANG), interest income from a promissory note due from Kachina Capital Corporation (KCC), and interest income from loans made to certain entities to fund the Company's commodities trading venture. The above items are offset by a onetime charge related to a litigation settlement.

     Income Taxes. Deferred income taxes for the six months ended June 30, 1996 decreased $1,029,022 to $131,339 from ($897,683) for the same period in 1995. Deferred income taxes arise primarily from timing differences between the book and tax basis of Bandera's intangible assets and from the Russian treatment of the Company's advances under the TSA's. The change in deferred taxes as reported in the Company's financial statements is due to the amortization of the step-up in the basis of Bandera's assets. The Company's Russian branch has a deferred foreign tax liability.

     Net Income (Loss). The Company had a net loss of $10,368,884 for the six months ended June 30, 1996, as compared to net income of $116,539 for the 1995 period. Net loss for the 1996 period was the result of TSA revenue, interest income, and pipeline repair income, reduced by general and administrative expense, oil and gas operations expense, interest expense, depreciation and amortization expense, and the costs of litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an immediate need for cash to meet its currently due obligations. At June 30, 1996, the Company had $1,529,586 of unrestricted cash on hand. Of the available cash on hand, $106,206 was attributable to Bandera, and as such, was unavailable to the Company. Bandera's future cash position will be determined by its success in winning all or a portion of $19,552,000 in bids outstanding and the profit margins realized on its $1,061,800 backlog of contracts at July 1, 1996. Bandera began factoring some of its accounts receivable in January 1996 to raise cash. At August 12, 1996, Xavier had approximately $36,000 of cash on hand (net of Bandera).

     In January 1996, Xavier received $2,000,000 from PETECO, a partner in the P&K and Kamennoye East TSA's. In March 1996, the Company received $1,000,000 before deductions of commissions and fees from the sale of equity via a private placement. In April 1996 the Company sold 3,365,385 shares of common stock. (See footnote 5 to consolidated financial statements.) The proceeds were used to pay drilling costs of $600,000 in the West Kamennoye license area and to make a $675,000 prepayment toward a $1,320,000 hook-up contract for connecting the Cretaceous wells with the extant gathering system, to provide a non-refundable agency fee of $1,000,000 for a debenture/bond placement contract, and for working capital. In June 1996, the Company issued an unsecured promissory note for SEK 55,000,000 (US$9,025,000) under the same terms and conditions as the December 1995 Carnegie note. The Company must also issue 6,939,778 warrants to Morgan Grenfell International Funds, Ltd. which facilitated the additional funding tranche of the Carnegie loan. The warrants carry the same terms and conditions as in the prior funding. Also in June 1995, the Company received $1,000,000 from a private placement of 1,368,000 shares. Funds from the June note proceeds and June private placement were disbursed: $3.6 million to settle litigation (see Part II, Item 1); $2,000,000 to facilitate the buying and re-selling of ammonium nitrate vis-a-vis the Gazprom joint venture; $662,000 to Vector Development for the on-going Cretaceous drilling program; $250,000 to PETECO, the Company's partner in the Kamennoye East and Potanay TSA's, which increases the advance account; and on July 17, 1996, a $500,000 note was paid in settlement of the Weller lawsuit. The remainder was used to reduce accounts payable and for general corporate purposes.

     The Company also extended the conversion terms of a convertible note in the amount of $500,000 due December 31, 1995 to April 15, 1996. This convertible note was subsequently converted to equity in the second quarter of 1996. In the first quarter of 1996, the Company also made a payment of $147,000 in connection with the Gazprom joint venture (which payment was made in the fourth quarter of 1995 by the Company's 54.5%-owned subsidiary, Bandera, and which Xavier repaid to Bandera in the first quarter of 1996). In the second quarter, the Company advanced $2,000,000 to facilitate the buying and reselling of ammonium nitrate from a Russian supplier to a western buyer. Through the Company's relationship with Gazprom, it has agreed to enter into commercial agreements with the Kirovo Chepetsk chemical complex to market chemical products derived from natural gas processing. Initial sales contracts are for 25,000 to 50,000 metric tons per month for each of anhydrous ammonia and ammonium nitrate (nitrogen fertilizers). The initial transaction in June 1996 concerned the sale of ammonium nitrate through terminal space in

Tallinn, Estonia. Xavier is attempting to establish a source of trade credit for these trading activities by collertalizing an inventory position in the port of Tallinn and the associated accounts receivable. To date, the Company's aggregate investment in the Gazprom joint venture is approximately $2,950,000.

     The Company is in technical default on a promissory note, due June 30, 1996, with total principal and interest of $276,000. Bandera is in technical default on notes due July 31, 1996, totaling $500,000, exclusive of interest; Xavier is negotiating to buy the notes from the holders. (See footnote 3 to Consolidated Financial Statements.)

     The Company's principal future capital commitments arise under the Kamennoye East and Kamennoye West TSA's. Each of these TSA's has contractual requirements that obligate the Company to contribute a minimum amount of funds per year for a specified number of years unless, in the case of the Kamennoye East TSA, the Company determines that development of the license area becomes uneconomic. Under the Kamennoye West TSA, the Company agreed to make aggregate capital contributions of $75,000,000 payable over a five-year period ending in 2000 at the rate of $15,000,000 per year. The Kamennoye East TSA requires aggregate capital contributions of $40,000,000 payable over a four year period. Such funds may be supplied to the development of either the Kamennoye East or P&K fields. The Company is obligated to fund 90% of such amount at the rate of $9,000,000 per year in each of 1994, 1995, 1996 and 1997. The Company and PETECO have agreed to reinvest the first $8,000,000 of TSA net revenue under each of the Kamennoye East TSA and the P&K TSA in the development of the applicable license area with such reinvestment to be applied to the Company's contractual commitments under the Kamennoye East TSA. Annual field development expenditures or capital contributions in excess of the annual minimum requirements specified in the Kamennoye East and Kamennoye West TSA's may be carried forward and applied against the following year's contractual capital spending requirements. In January 1996, the Company received $2.0 million from PETECO, which reduced its TSA advance account balance. This transfer, when added to the net reinvested revenue from P&K and Kamennoye East from first and second quarters 1996 sales, resulted in a remaining contractual investment requirement of $10.9 million. At June 30, 1996, the Company had committed approximately $11 million towards the $15 million contractual capital commitment at Kamennoye West. The Kamennoye West TSA funding commitment year runs from July to June, however, management does not believe the $4 million underfunding will effect the contractual status of the TSA.

     The Company believes that cash flow from operations will be insufficient to meet its 1996 capital needs by approximately $21,371,000. The Company intends to seek such additional required capital primarily through a combination of funding sources that may include offerings of equity and debt securities, including possible public offerings in the United States and internationally which the Company believes will be facilitated by its domestication in the United States. In addition, the Company has entered into discussions with certain entities concerning the private placement in Europe of up to $100 million in convertible debentures. Xavier has no definitive agreement with respect to the issue of such private placement and there can be no assurances that such an agreement will be concluded. In connection with any such offerings, effective January 1, 1996, the Company and Kachina Capital Corp.
(KCC) terminated their verbal agreement whereby Xavier had agreed to pay KCC an amount equal to 2% of all amounts raised in public or private offerings of debt or equity.

     The Company wrote-off its $1 million prepaid commitment fee that was securing a $12 million line of credit. The credit provider failed to establish the credit facility as requested and, to date, has not refunded the prepayment. The Company will seek alternate funding sources (as noted above and below) to meet anticipated cash shortfalls.

     With the Company's domestication in the United States, it expects to be in a better position to seek capital and/or loan guarantees from U.S. and foreign governmental and quasi-governmental agencies in connection with its Russian projects. The Company may also seek an industry partner looking for an entrance into the Russian oil and gas arena or could sell an interest in one or more of its concessions to a third party. There can be no assurance, however, that the Company will be successful in obtaining the funds required to meet its capital needs on a timely basis or, if it is successful, that the terms on which such funds are obtained will be advantageous to the Company. If the Company is unable to obtain sufficient capital in a timely manner, either as described above or otherwise, it would be forced to delay the development of the properties and/or seek to renegotiate its obligations under the TSA's, either of which could have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance that the Company would be able to renegotiate its obligations under the TSA's if required to do so.

                               XAVIER CORPORATION

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     On June 19, 1996, Xavier settled the litigation styled Steven W. Weller v. Xavier Mines Limited, Xavier (USA), Inc., Noramco Mining Corporation, Robert C. Gardner, Murray Sinclair, George W. Bowman, II, Chris A. Dittmar and S. Lionel McAuley. Mr. Weller had filed the suit on May 25, 1994, in the 334th District Court of Harris County, Texas. As part of the settlement, the Company paid $4.1 million to Mr. Weller.

ITEM 2 - CHANGES IN SECURITIES

     The common stock of Xavier Mines Limited, an Ontario corporation, was exchanged for the common stock of Xavier Corporation, a Delaware corporation. The information required by this Item 2 is incorporated by reference to the section entitled "Effect of Domestication on Shareholder Rights" located at pages 29-34 of the Registrant's Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) on May 15, 1996, relating to Form S-4 Registration Statement No. 33-99126 (the "Proxy Statement"), and the section entitled "Description of the Xavier-Delaware Securities" located at pages 89-93 of the Proxy Statement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The June 24, 1996 meeting was both an annual and a special meeting.

(b)   The following directors were elected:

                 Paul T. Conroy
                 Franklin L. Davis
                 Chris A. Dittmar
                 Robert L. Gerry, III
                 Michael C.P. Hannesson

      No other directors' terms continued after the meeting.

(c)   Following is a brief description of each matter voted upon at the meeting:

      (1) The election of Chris A. Dittmar, Robert L. Gerry, III, Michael C.P. Hannesson, Paul T. Conroy and Franklin L. Davis as directors of Xavier-Canada (45,654,559 votes for, no votes against).

      (2) A special resolution authorizing and approving the share consolidation on a one-for-four basis and changing the Corporation's name to Xavier Corporation (42,775,668 votes for, 124,698 votes against).

      (3) A special resolution authorizing the domestication of the Company to Delaware (40,384,052 votes for, 103,194 votes against).

      (4) The adoption of the 1996 Long-Term Incentive Plan (31,838,272 votes for, 6,370,118 votes against).

      (5) Appointment of BDO Siedman LLP as the Company's auditors and authorization to the directors to fix the remuneration of the auditors (39,700,424 votes for, no votes against).

    The information required by this Item 4 (c) is incorporated by reference to the section entitled "Voting of Shares Represented by Management Proxies" located at pages 21-29 of the Proxy Statement.

ITEM 5 - OTHER INFORMATION

     On July 22, 1996, Franklin L. Davis, an outside director, resigned.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        Exhibit No.            Description                Method of Filing
- ---------------------------    -----------             -----------------------
         27                  Financial Data Schedule      Filed herewith

         99-A                Copy of the section          Filed herewith
                             entitled "Effect of
                             Domestication on
                             Shareholder Rights" from
                             pages 29-34 of the
                             Registrants' Proxy
                             Statement/Prospectus
                             filed pursuant to Rule
                             424(b)(3) on May 15,
                             1996, relating to Form
                             S-4 Registration
                             Statement No. 33-99126
                             (the Proxy Statement).

         99-B                Copy of the section          Filed herewith
                             entitled "Description of
                             the Xavier-Delaware
                             Securities" from pages
                             89-93 of the Proxy
                             Statement.

       Exhibit No.                 Description             Method of Filing
- ---------------------------        -----------         -----------------------

        99-C                    Copy of the section         Filed herewith
                                entitled "Voting of
                                Shares Represented
                                by Management
                                Proxies" from pages
                                21-29 of the Proxy
                                Statement.

     (b)  Reports on Form 8-K

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


                                         XAVIER CORPORATION

Date:  August 19, 1996                   By: /S/ Robert S. Parsons
                                            ---------------------------------
                                            Robert S. Parsons
                                            Vice President and
                                            Chief Financial Officer

                              XAVIER CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               June 30,      December 31,
                                                                 1996            1995
                                                             ------------    ------------
                            ASSETS

CURRENT:
  Cash....................................................... $ 1,529,586     $    25,435
  Cash-restricted............................................           -       1,000,000
  Accounts receivable........................................   2,003,718         882,925
  Short-term note receivable, collateralized by the stock of
    KMNGG whose reserves are principally unproved............  19,949,532      19,949,532
  Other......................................................     447,612         193,323
                                                              -----------     -----------
        Total current assets.................................  23,930,448      22,051,215
                                                              -----------     -----------
OIL AND GAS CONTRACT RIGHTS,
  FULL COST METHOD, NET......................................  37,784,598      29,427,822

INVESTMENT IN AND ADVANCES TO
  OIL AND GAS JOINT VENTURE..................................  11,774,174      11,870,107

INVESTMENT IN PRODUCTION
  PLATFORM HELD FOR RESALE, NET..............................   1,499,877       1,499,877

INTANGIBLE ASSETS, NET.......................................   7,774,069       8,132,791

OTHER EQUIPMENT, NET.........................................   1,520,066       1,419,293

LOAN RECEIVABLE - AFFILIATED COMPANY.........................   1,207,107         914,845

LOAN RECEIVABLE - OTHER......................................   2,920,935         895,613

DEFERRED FINANCING COSTS.....................................   4,826,822       4,229,036

OTHER........................................................     656,090         631,894
                                                              -----------     -----------
                                                              $93,894,186     $81,072,493
                                                              ===========     ===========

                              XAVIER CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                June 30,       December 31,
                                                                  1996             1995
                                                             -------------   --------------
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and
    accrued liabilities...................................... $ 13,134,608     $  7,604,765
  Notes payable..............................................    1,626,014        1,376,646
  Production platform advances...............................    1,519,037        1,519,037
  Due to affiliates:
    Accounts payable.........................................       42,220           42,220
    Management and consulting fees...........................      218,409          180,909
  Other......................................................       49,488           29,988
                                                              ------------    -------------
       Total current liabilities                                16,589,776       10,753,565
                                                              ------------    -------------

SHARE SUBSCRIPTIONS RECEIVED.................................       14,000                -

DEFERRED INCOME TAX..........................................    3,120,703        3,252,042

LONG TERM NOTES PAYABLE......................................   29,871,658       20,888,400

OTHER........................................................    1,434,513          131,745

MINORITY INTEREST IN NET ASSETS OF
  CONSOLIDATED SUBSIDIARIES..................................    6,316,310        6,637,496

SHAREHOLDERS' EQUITY
  Share capital..............................................   65,816,067       58,309,202
  Deficit....................................................  (29,268,841)     (18,899,957)
                                                              ------------    -------------
                                                                36,547,226       39,409,245
                                                              ------------    -------------
                                                              $ 93,894,186    $  81,072,493
                                                              ============    =============

                              XAVIER CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                For the Three months ended      For the Six months ended
                                                                          June 30,                      June 30,
                                                                ----------------------------     ----------------------------

                                                                    1996           1995              1996           1995
                                                                ------------    ------------     ------------    ------------

REVENUES:
  Oil and gas.........................................          $  7,816,695    $  3,459,331     $ 11,066,880    $  6,596,949
  Pipeline repair.....................................             1,222,681               -        2,379,561               -
                                                                ------------    ------------     ------------    ------------

TOTAL REVENUES........................................             9,039,376       3,459,331       13,446,441       6,596,949
                                                                ------------    ------------     ------------    ------------
EXPENSES:
  Production taxes and fees...........................             3,638,876       1,365,959        5,419,922       2,678,768
  Lease operating expense.............................             3,164,074         121,608        3,745,534         243,607
  Pipeline repair cost of sales.......................               898,406               -        1,645,638               -
  Depreciation and amortization.......................             1,687,942         552,740        2,549,296         735,810
  General and administrative..........................             4,431,649         759,025        5,775,866       1,415,122
  Interest and loan fees..............................             1,304,889         524,622        2,345,924         623,691
                                                                ------------    ------------     ------------    ------------

TOTAL EXPENSES........................................            15,125,836       3,323,954       21,482,180       5,696,998
                                                                ------------    ------------     ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income.....................................               670,197         112,973        1,353,397         123,421
  Litigation settlement expense.......................            (4,100,000)              -       (4,100,000)              -
  Equity in net loss of oil and gas joint venture.....               (25,734)         (9,150)         (39,067)         (9,150)
                                                                ------------    ------------     ------------    ------------

TOTAL OTHER INCOME (EXPENSE)..........................            (3,455,537)        103,823       (2,785,670)        114,271
                                                                ------------    ------------     ------------    ------------

LOSS BEFORE THE FOLLOWING.............................            (9,541,997)        239,200      (10,821,409)      1,014,222

PROVISION FOR DEFERRED
  INCOME TAX..........................................               126,811        (406,794)         131,339        (897,683)

MINORITY INTEREST IN NET LOSS OF
  CONSOLIDATED SUBSIDIARIES...........................               199,416               -          321,186               -
                                                                ------------    ------------     ------------    ------------

NET INCOME (LOSS).....................................          $ (9,215,770)   $   (167,594)    $(10,368,884)   $    116,539
                                                                ============    ============     ============    ============

NET INCOME (LOSS) PER SHARE...........................          $      (0.57)   $      (0.03)    $      (0.66)   $       0.01
                                                                ============    ============     ============    ============


                              XAVIER CORPORATION

                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
                                  (UNAUDITED)



                                                                            For the Six months ended June 30,
                                                                            ---------------------------------
                                                                                1996               1995
                                                                            --------------     --------------

OPERATING ACTIVITIES:
  Net income (loss) for the period........................................  $  (10,368,884)    $      116,539
    Non-cash items:
      Depreciation........................................................       2,549,296            735,810
      Amortization of deferred financing costs............................         929,368                  -
      Deferred foreign income tax.........................................        (131,339)           897,683
      Minority interest in loss of subsidiaries...........................        (321,186)            (3,050)
                                                                            --------------     --------------
                                                                                (7,342,745)         1,746,982

    Net changes in non-cash balances
      relating to operating activities....................................       5,856,145            (19,660)
                                                                            --------------     --------------
                                                                                (1,486,600)         1,727,322
                                                                            --------------     --------------

INVESTING ACTIVITIES:
  Expenditures for oil and gas
    investment and contract rights........................................     (10,330,332)       (15,517,574)
  Purchase of other equipment.............................................        (242,265)           (61,110)
  Loan to affiliated company..............................................        (292,262)          (305,884)
  Loans and advances to others............................................      (2,025,322)        (5,350,000)
  Other...................................................................          (3,789)          (658,657)
                                                                            --------------     --------------
                                                                               (12,893,970)       (21,893,225)
                                                                            --------------     --------------

FINANCING ACTIVITIES:
  Shares issued for cash..................................................       5,928,157         22,473,958
  Shares issued for consulting and loan fees..............................          70,946            749,198
  Share subscriptions received............................................          14,000                  -
  Warrants issued in connection with note payable.........................       1,166,146                  -
  Repayment of debt.......................................................               -         (1,652,573)
  Line of credit compensating balance.....................................       1,000,000         (1,000,000)
  Conversion of third party debt to common shares.........................        (500,000)          (500,000)
  Proceeds from third party borrowings....................................       8,205,472            500,000
                                                                            --------------     --------------
                                                                                15,884,721         20,570,583
                                                                            --------------     --------------

INCREASE (DECREASE) IN CASH...............................................       1,504,151            404,680

CASH, beginning of period.................................................          25,435            107,222
                                                                            --------------     --------------

CASH, end of period.......................................................  $    1,529,586     $      511,902
                                                                            ==============     ==============