Form 10-Q
period 1996-09-30
XAVIER CORP
filed 1996-11-14
CIK 921905

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                                   ---------

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                         (Address of principal offices)

                                 (713) 652-5111
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]        NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,060,945 shares of common stock, $0.0001 par value, issued and outstanding at November 12, 1996.

===============================================================================

                               XAVIER CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                      PAGE

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of September 30, 1996 and
   December 31, 1995.................................................   3
  Consolidated Statements of Income (Loss) and Retained Deficit for
   the three months and nine months ended September 30, 1996 and 1995   5
  Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1996 and 1995.......................................   6
  Condensed Notes to Consolidated Financial Statements...............   7

Item 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................   8


PART II OTHER INFORMATION

Item 1--Legal Proceedings............................................  14

Item 2--Changes in Securities........................................  14

Item 3--Defaults upon Senior Securities..............................  14

Item 4--Submission of Matters to a Vote of Security Holders..........  14

Item 5--Other Information............................................  14

Item 6--Exhibits and Reports on Form 8-K.............................  14

        (a) Exhibits

        (b) Reports on Form 8-K

                              XAVIER CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                             September 30            December 31
                                                                                 1996                    1995
                                                                        ---------------------     -------------------
                  ASSETS

 CURRENT ASSETS:
  Cash ...........................................................      $           62,250        $           25,435
  Cash-restricted ................................................                      -                  1,000,000
  Accounts receivable ............................................               2,450,073                   882,925
  Short-term note receivable, collateralized by the stock  of
     KMNGG whose reserves are principally unproved ................             19,949,532                19,949,532
  Othe ............................................................                380,574                   193,323
                                                                        ------------------        ------------------
        Total current assets ......................................             22,842,429                22,051,215
                                                                        ------------------        ------------------
OIL AND GAS CONTRACT RIGHTS, FULL COST METHOD,  NET ..............              38,777,597                29,427,822

INVESTMENT IN AND ADVANCES TO OIL AND GAS JOINT VENTURE ...........             11,470,978                11,870,107

INVESTMENT IN PRODUCTION PLATFORM HELD FOR RESALE, NET ............              1,499,877                 1,499,877

INTANGIBLE ASSETS, NET ............................................              7,557,568                 8,132,791

OTHER EQUIPMENT, NET ..............................................              1,534,874                 1,419,293

LOAN RECEIVABLE-AFFILIATED COMPANY ................................              1,356,794                   914,845

LOAN RECEIVABLE - OTHER ...........................................              2,130,183                   895,613

DEFERRED FINANCING COSTS ..........................................              3,516,357                 4,229,036

OTHER .............................................................                651,596                   631,894
                                                                        ------------------          ----------------
                                                                        $       91,338,253          $     81,072,493
                                                                        ==================          ================


                              XAVIER CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                                     September 30          December 31
                                                                                         1996                 1995
                                                                                   ------------------    -----------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ...............................        $      13,333,733     $     7,604,765
   Notes payable ..........................................................                  939,069           1,376,646
   Production platform advances ...........................................                1,519,037           1,519,037
   Due to affiliates:
      Accounts payable ....................................................                   42,220              42,220
      Management and consulting fees ......................................                  237,159             180,909
   Deferred revenue and other .............................................                  951,420              29,988
                                                                                   ------------------    -----------------
         Total current liabilities ........................................               17,022,638          10,753,565
                                                                                   ------------------    -----------------
SHARE SUBSCRIPTIONS RECEIVED ..............................................                   14,000                   -

DEFERRED INCOME TAX .......................................................                3,055,033           3,252,042

LONG TERM NOTES PAYABLE ...................................................               29,525,956          20,888,400

OTHER .....................................................................                2,802,040             131,745

MINORITY INTEREST IN NET ASSETS OF
   CONSOLIDATED SUBSIDIARIES ..............................................                1,024,693           6,637,496

SHAREHOLDERS' EQUITY
      Share capital .......................................................               70,616,609           58,309,202
      Deficit .............................................................              (32,722,716)         (18,899,957)
                                                                                   ------------------    -----------------
                                                                                          37,893,893           39,409,245
                                                                                   ------------------    -----------------
                                                                                   $      91,338,253     $     81,072,493
                                                                                   ==================    =================


                              XAVIER CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)



                                                     For the Three months ended                  For the Nine months ended
                                                            September 30,                               September 30,
                                                 ---------------     --------------         --------------      ----------------
                                                     1996                 1995                  1996                 1995
                                                 ---------------     --------------         --------------      ----------------


REVENUES:
  Oil and gas ...............................    $   3,078, 571      $   1,336,121          $  14,145,451       $    7,933,070
  Pipeline repair ...........................           459,729             14,649              2,839,290               14,649
                                                 ---------------     --------------         --------------      ----------------
TOTAL REVENUES ..............................         3,538,300          1,350,770             16,984,741            7,947,719
                                                 ---------------     --------------         --------------      ----------------

EXPENSES:
  Production taxes and fees .................         1,180,942            954,630              6,600,864            3,633,398
  Lease operating  expense ..................         1,969,853            272,576              5,715,387              516,183
  Pipeline repair cost of sales .............           371,595            (13,590)             2,017,233              (13,590)
  Depreciation and amortization .............           812,167            717,639              3,361,463            1,453,449
  General and administrative ................         1,523,602          1,284,634              7,299,468            2,699,756
  Interest and loan fees ....................         1,769,112            (50,836)             4,115,036              572,855
                                                 ---------------     --------------         --------------      ----------------
TOTAL EXPENSES ..............................         7,627,271          3,165,053             29,109,451            8,862,051
                                                 ---------------     --------------         --------------      ----------------
OTHER INCOME (EXPENSE):
  Interest income ...........................           297,808             46,997              1,651,205              170,418
  Litigation settlement expense .............                 -                  -             (4,100,000)                   -
  Equity in net loss of oil and gas joint
   venture ..................................           (20,000)            (3,050)               (59,067)             (12,200)
                                                 ---------------     --------------         --------------      ----------------
TOTAL OTHER INCOME (EXPENSE) ................           277,808             43,947             (2,507,862)             158,218
                                                 ---------------     ---------------        --------------      ----------------
LOSS BEFORE THE FOLLOWING ...................        (3,811,163)        (1,770,336)           (14,632,572)            (756,114)

PROVISION FOR DEFERRED INCOME TAX............            65,670             11,513                197,009             (886,170)

MINORITY INTEREST IN NET LOSS OF
   CONSOLIDATED SUBSIDIARIES ................           291,617            532,923                612,803              532,923
                                                 ---------------     --------------         --------------      ----------------
NET INCOME (LOSS) ...........................    $   (3,453,876)     $  (1,225,900)         $ (13,822,760)      $   (1,109,361)
                                                 ===============     ==============         ==============      ================
NET INCOME (LOSS) PER SHARE .................    $        (0.20)     $       (0.10)         $       (0.86)      $        (0.16)
                                                 ===============     ==============         ==============      ================


                              XAVIER CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOW
                                  (Unaudited)


                                               For The Nine Months Ended
                                             ------------------------------
                                             September 30,    September 30,
                                                 1996             1995
                                             ------------------------------

OPERATING ACTIVITY
Net income (loss) for the period              (13,822,760)     (1,576,312)
Non-cash items
  Depreciation                                  3,361,463       1,999,793
  Amortization of deferred financing            1,678,366               0
  Revaluation of foreign notes payable            350,236               0
  Deferred foreign income tax                    (197,009)        968,978
  Minority interest in loss of subsidiaries      (612,803)       (733,245)
                                             ----------------------------
                                               (9,242,507)        659,214

Net changes in non-cash balances
  relating to operating activities              7,760,202       1,269,854
                                             ----------------------------
                                               (1,482,305)      1,929,068

INVESTING ACTIVITY
  Expenditures for oil and gas
    investment and contract rights            (11,449,036)    (27,858,231)
  Purchase of other equipment                    (435,236)       (315,028)
  Purchase of interest in Bandera                       0      (5,282,766)
  Loans to affiliated company                    (441,949)       (537,491)
  Loans & advances to others                   (1,234,570)       (959,696)
  Other                                           (17,178)     (1,826,784)
                                             ----------------------------
                                              (13,577,969)    (36,779,996)

FINANCING ACTIVITY
  Shares issued for cash                        5,928,157      35,417,764
  Shares issued for consulting &
    loan fees                                     412,562       1,555,502
  Share Subscriptions received                     14,000               0
  Warrants issued in connection
    with notes payable                            965,688               0
  Repayment of debt                              (500,000)     (2,373,686)
  Line of credit compensating balance           1,000,000      (1,344,447)
  Conversion of third party debt to stock        (500,000)              0
  Proceeds from third party borrowings          7,776,682       2,523,988
                                             ----------------------------
                                               15,097,089      35,779,121

INCREASE (DECREASE) IN CASH                        36,815         928,193

CASH, beginning of period                          25,435         141,985
                                             ----------------------------
CASH, end of period                                62,250       1,070,178
                                             ============================

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

NOTE 2 - NOTES PAYABLE:
-----------------------

     The Company is in default on a $250,000 (principal) note payable. Interest due through September 30, 1996 totals $22,500. The holder has issued the Company a demand letter for payment of the note and interest.

     The Bandera Group (Bandera), Xavier's 54.5%-owned subsidiary, is in default on its $500,000 notes payable that were due on June 30, 1996 to the sellers of the "Miller Pipeline Service Company". Interest due at September 30 totals approximately $59,000. The notes are secured by certain tangible and intangible assets transferred in the sale. Xavier Corporation is currently negotiating to buy the notes from the holders.

NOTE 3 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

     The Southwest Merchants Group trial date has been rescheduled for late November 1996.

NOTE 4 - SHARE CAPITAL:
-----------------------

     On July 26, 1996, Genesis Eurasia Corporation notified the Company of its intention to put its 1,000 shares of Xavier BG Inc. exchangeable preferred stock to Xavier in exchange for 675,000 shares of Xavier common stock. The Xavier Corporation stock was exchanged for the Xavier BG Inc. preferred stock in August 1996.

NOTE 5 - SUBSEQUENT EVENTS:
---------------------------

     In October and November 1996, the Company issued an aggregate of 2,800,000 shares of Xavier Corporation common stock pursuant to Regulation S as an exemption to the registration provisions under the Securities Act of 1933 as amended. The net proceeds from the issuance totaled $4,370,000.

                               XAVIER CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


OVERVIEW

     In the third quarter of 1996, all field activity in the Company's West Siberian license areas was restricted due to lack of ice roads and seasonal flood waters. At the Kamennoye East license area, four wells requiring daily maintenance were temporarily shut-in to reduce operating costs. The wells will be returned to production during the winter operating season. Four free-flowing wells produced throughout the quarter. At the Kamennoye West license area, four wells were drilled and cased to within 100 meters of the top of the Cretaceous formation by the Company's Russian drilling contractor. A total of sixteen wells have now been drilled to within 100 meters of the top of the Cretaceous formation. As of November 5, 1996, the Company began operations to rig-up its western drilling rig in preparation for completing the existing Cretaceous wells this winter using under-balanced drilling techniques. At the Potanay field (within the Potanay and Kartopyinskoye license area), construction activities continued on the supply base, the separation/stabilization/pumping (DNS) facility and the fuel and lubricant storage (GMS) facility. Five free-flowing wells were active during the quarter; one well was shut-in due to high concentrations of natural gas. At the Kartopyinskoye field, two producing wells were shut-in, as oil must be trucked to the central DNS facility, which is currently accessible only via ice roads.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

     TSA - Revenue. Total revenue for the quarter ended September 30, 1996 increased by $1,742,450 to $3,078,571 from $1,336,121 in the same period in 1995. TSA revenue increased on higher sales volumes and higher crude prices.

     Pipeline Repair Revenue. Total pipeline repair revenue for the quarter ended September 30, 1996 increased $445,080 to $459,729 from $14,649 in the same period in 1995. This is a result of the Company's acquisition of a majority equity interest in the Bandera Group (Bandera) in July of 1995.

     Production Taxes and Fees. Production taxes and fees for the quarter ended September 30, 1996 increased by $226,312 to $1,180,942 from $954,630 in the same period for 1995. Production taxes and fees increased with higher sales volumes and because of higher per-unit production taxes in the Khanty Mansiysk region of western Siberia.

     Lease Operating Expense. Lease operating expense for the quarter ended September 30, 1996 increased by $1,697,277 to $1,969,853 from $272,576 in the same period in 1995. The higher charges are due to expanding operations and increased production volumes at the Potanay and Kamennoye East TSAs and because of unusually large charges for direct and indirect costs billed by the Company's Russian partner to the venture. The Company is reviewing the charges and will seek adjustments where the billings cannot be substantiated.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 1996 increased by $94,528 to $812,167 from $717,639 for the same period in 1995. The increase resulted primarily from depletion, depreciation and amortization associated with increased sales of crude production.

     General and Administrative. General and administrative expenses for the quarter ended September 30, 1996 increased by $238,968 to $1,523,602 from $1,284,634 for the same period in 1995. The increase was the result of expanding operations activity in the west Siberian license areas and the Moscow and Houston corporate offices.

     Interest and Loan Fees. Interest and loan fees for the quarter ended September 30, 1996 increased by $1,819,948 to $1,769,112 from ($50,836) for the same period in 1995. The increase in interest expense and loan fees was principally the result of accrued interest on the Carnegie loans and amortization of the associated warrants.

     Other (Income) and Expense. Other income and expense for the quarter ended September 30, 1996 increased by $233,861 to income of $277,808 from income of $43,947 for the same period in 1995. The increase principally reflects interest income on the Convertible Note due from Aitorneftegaz (ANG), interest income from loans made to certain entities to fund the Company's commodities trading venture and is offset by a revaluation of the SEK loan.

     Income Taxes. Deferred income taxes for the quarter ended September 30, 1996 decreased $54,157 to $65,670 from $11,513 for the same period in 1995. Deferred income taxes arise primarily from timing differences between the book and tax basis of Bandera's intangible assets and from the Russian treatment of the Company's advances under the TSA's. The change in deferred taxes as reported in the Company's financial statements is due to the amortization of the step-up in the basis of Bandera's assets. The Company's Russian branch has a deferred foreign tax liability.

     Net Income (Loss). The Company had a net loss of $3,453,876 for the quarter ended September 30, 1996, as compared to a net loss of $1,225,900 for the 1995 period. The net loss for the 1996 period was the result of higher general and administrative expense, higher oil and gas operations expense, higher interest expense and currency exchange loss from the SEK loan, reduced by TSA revenue, interest income and pipeline repair income.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

     TSA - Revenue. Total revenue for the nine months ended September 30, 1996 increased by $6,212,381 to $14,145,451 from $7,933,070 in the same period in 1995. TSA revenue increased on higher sales volumes and higher crude prices.

     Pipeline Repair Revenue. Total pipeline repair revenue for the nine months ended September 30, 1996 increased $2,824,641 to $2,839,290 from $14,649 in the same period in 1995. This is a result of the Company's acquisition of a majority equity interest in Bandera in July of 1995.

     Production Taxes and Fees. Production taxes and fees for the nine months ended September 30, 1996 increased by $2,967,466 to $6,600,864 from $3,633,398 in the same period
for 1995. Production taxes and fees increased with higher sales volumes and because of higher per-unit production taxes in the Khanty Mansiysk region of western Siberia.

     Lease Operating Expense. Lease operating expense for the nine months ended September 30, 1996 increased by $5,199,204 to $5,715,387 from $516,183 in the same period in 1995. The higher charges are due to expanding operations at the Potanay and Kamennoye East TSAs and, in the second and third quarters, unusually high charges for direct and indirect costs billed by the Company's Russian partner to the venture. The Company is reviewing the charges and will seek adjustments where the billings cannot be substantiated.

     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 1996 increased by $1,908,014 to $3,361,463 from $1,453,449 for the same period in 1995. The increase resulted from amortization of the intangible assets obtained in the purchase of 54.5% of Bandera, higher charges to depreciation for equipment obtained in the Bandera purchase, for depreciation of new corporate assets purchased as the Company's business expanded, and for depletion, depreciation and amortization associated with increased sales of crude production.

     General and Administrative. General and administrative expenses for the nine months ended September 30, 1996 increased by $4,599,712 to $7,299,468 from $2,699,756 for the same period in 1995. The increase was the result of expanding operations activity in the Siberian license areas and the Moscow and Houston corporate offices, unusually high legal and accounting fees associated with a registration statement and a nonrecurring litigation settlement, and write-offs associated with a line of credit and a bond offering.

     Interest and Loan Fees. Interest and loan fees for the nine months ended September 30, 1996 increased by $3,542,181 to $4,115,036 from $572,855 for the same period in 1995. The increase in interest expense and loan fees was principally the result of accrued interest on the Carnegie loans and amortization of the associated warrants.

     Other (Income) and Expense. Other income and expense for the nine months ended September 30, 1996 decreased by $2,666,080 to expense of $2,507,862 from income of $158,218 for the same period in 1995. The decrease principally reflects a one time charge related to a litigation settlement and a revaluation of the SEK loan and is offset by interest income on the Convertible Note due from Aitorneftegaz (ANG), interest income from a promissory note due from Kachina Capital Corporation (KCC) and interest income from loans made to certain entities to fund the Company's commodities trading venture.

     Income Taxes. Deferred income taxes for the nine months ended September 30, 1996 decreased $1,083,179 to $197,009 from ($886,170) for the same period in
1995. Deferred income taxes arise primarily from timing differences between the book and tax basis of Bandera's intangible assets and from the Russian treatment of the Company's advances under the TSA's. The change in deferred taxes as reported in the Company's financial statements is due to the amortization of the step-up in the basis of Bandera's assets. The Company's Russian branch has a deferred foreign tax liability.

     Net Income (Loss). The Company had a net loss of $13,822,760 for the nine months ended September 30, 1996, as compared to net loss of $1,109,361 for the 1995 period. The net loss for the 1996 period was the result of higher general and administrative expense, higher oil and gas operations expense, higher interest expense, higher depreciation and amortization expense, the costs of litigation settlement and currency exchange loss on the SEK loan, reduced by TSA revenue, interest income and pipeline repair income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an immediate need for cash to meet its currently due obligations. At September 30, 1996, the Company had $62,250 of unrestricted cash on hand. Of the available cash on hand, $24,438 was attributable to Bandera, and as such, was unavailable to the Company. At November 11, 1996, Xavier had approximately $1,100,000 of cash on hand (net of Bandera).

     Bandera has an immediate need for cash to meet current obligations and has been selling accounts receivable to raise cash. Xavier and Bandera are currently negotiating with each other to sever their current legal relationship. Contemporaneous with the above, Xavier is negotiating to acquire Bandera's $500,000 past due secured notes from the current holders (See Note 2). If Xavier is unable to acquire the notes, or Bandera is unable to pay off the notes, or other arrangements are not made to satisfy the noteholders, foreclosure on the secured assets would likely be forthcoming.

     At September 30, 1996 the Company's contractual interest in TSA production was oversold by 68,047 barrels (net P&K and Kamennoye East production). The net overlift balance ($939,554) is reflected as deferred revenue in the balance sheet. The Company believes the overlift is temporary; typically, management expects to be in an underlift position. Also, Xavier is in default on a $250,000 promissory note that matured June 30, 1996 ( See Note 2).

     In January 1996, Xavier received $2,000,000 from PETECO, a partner in the P&K and Kamennoye East TSA's. In March 1996, the Company received $1,000,000 before deductions of commissions and fees from the sale of equity via a private placement. The Company also extended the conversion terms of a convertible note in the amount of $500,000 due December 31, 1995 to April 15, 1996. This convertible note was subsequently converted to equity in the second quarter of 1996. In April 1996 the Company sold 3,365,385 shares of common stock. The proceeds were used to pay drilling costs of $600,000 in the West Kamennoye license area and to make a $675,000 prepayment toward a $1,320,000 hook-up contract for connecting the Cretaceous wells with the existing gathering system, to provide a non-refundable agency fee of $1,000,000 for a debenture/bond placement contract, and for working capital. In June 1996, the Company issued an unsecured promissory note for SEK 55,000,000 (US$ 8,259,000) under the same terms and conditions as the December 1995 Carnegie note. The Company must also issue 6,008,064 warrants to Morgan Grenfell International Funds, Ltd. which facilitated the additional funding tranche of the Carnegie loan. The warrants carry the same terms and conditions as per the prior funding (exercise price SEK
9.15 and expiring November 28, 1997). Also in June 1995, the Company received $1,000,000 from a private placement of 1,368,000 shares. Funds from the June note proceeds and June private placement were disbursed: $3.6 million to settle litigation; $2,000,000 to facilitate the buying and re-selling of ammonium nitrate vis-a-vis the Gazprom joint venture; $662,000 to Vector Development for the on-going Cretaceous drilling program; $250,000 to PETECO, the Company's partner in the Kamennoye East and Potanay TSAs, and on July 17, 1996, a $500,000 note was paid in final settlement with a former employee. The remainder was used to reduce accounts payable and for general corporate purposes. In October and November 1996 the Company sold 2,800,000 shares of its common stock via a Regulation S offering with net proceeds of $4.4 million. From the net proceeds, $750,000 was advanced to support the Company's (Gazprom) commodities trading program (discussed below), $653,000 was spent on the Kamennoye West drilling program, and $1.9 million was used to reduce accounts payable and for general corporate purposes. The balance of the proceeds will be used for the Kamennoye West drilling program and other general corporate purposes.

     In the first quarter of 1996, the Company made a payment of $147,000 in connection with the Gazprom joint venture (which payment was made in the fourth quarter of 1995 by the Company's 54.5%-owned subsidiary, Bandera, and which Xavier repaid to Bandera in the first quarter of 1996). In the second quarter of 1996, the Company advanced $2,000,000 to facilitate the buying and reselling of ammonium nitrate from a Russian supplier to a western buyer. Through the Company's relationship with Gazprom, it has agreed to enter into commercial agreements with the Kirovo Chepetsk chemical complex to market chemical products derived from natural gas processing. Initial sales contracts are for 25,000 to 50,000 metric tons per month for each of anhydrous ammonia and ammonium nitrate (nitrogen fertilizers). The initial transaction in June 1996 concerned the sale of ammonium nitrate through terminal space in Tallinn, Estonia. Xavier is attempting to establish a source of trade credit for these trading activities by collertalizing an inventory position in the port of Tallinn and the associated accounts receivable. In August, the venture returned $801,000 to the Company. In October and November, Xavier invested an additional $750,000 in the venture to secure larger volumes of product to re-sell. To date, the Company's aggregate investment in the Gazprom venture is approximately $2,880,000.

     The Company's principal future capital commitments arise under the Kamennoye East and Kamennoye West TSA's. Each of these TSA's has contractual requirements that obligate the Company to contribute a minimum amount of funds per year for a specified number of years unless, in the case of the Kamennoye East TSA, the Company determines that development of the license area becomes uneconomic. Under the Kamennoye West TSA, the Company agreed to make aggregate capital contributions of $75,000,000, payable over a five-year period ending in 2000, at the rate of $15,000,000 per year. The Kamennoye East TSA requires aggregate capital contributions of $40,000,000 payable over a four year period. Such funds may be supplied to the development of either the Kamennoye East or P&K fields. The Company is obligated to fund 90% of such amount at the rate of $9,000,000 per year in each of years 1994, 1995, 1996 and 1997. The Company and PETECO have agreed to reinvest the first $8,000,000 of TSA net revenue under each of the Kamennoye East TSA and the P&K TSA in the development of the applicable license area with such reinvestment to be applied to the Company's contractual commitments under the Kamennoye East TSA. Annual field development expenditures, or capital contributions in excess of the annual minimum requirements specified in the Kamennoye East and Kamennoye West TSA's, may be carried forward and applied against the following year's contractual capital spending requirements. In January 1996, the Company received $2.0 million from PETECO, which reduced its TSA advance account balance. This transfer, when combined with the net reinvested revenue from P&K and Kamennoye East production through the first three quarters of 1996, leaves a remaining contractual investment requirement of $6.1 million against the $36 million, four year investment horizon. At September 30, 1996, the Company had invested $11.9 million (including the funding carryover from 1995 and net of the overlift position) vis-a-vis the $9 million annual contractual investment requirement.
At November 12, 1996, the Company had invested approximately $14.6 million toward the $15 million annual contractual capital commitment at Kamennoye West. The $14.6 million investment leaves a remaining contractual investment requirement of $60.4 million against the $75 million, five year investment horizon The Kamennoye West TSA funding commitment year runs from July to June, however managemtent does not believe the underfunding will effect the contractual status of the TSA.

     As disclosed in the Company's October 22, 1996 press release, in September 1996, the Regional Department of State Geological Control ("DSGC") again reviewed the Black Gold Joint

Venture's operations and noted that it was still not in compliance with certain regulations and terms of the agreements. This was primarily due to the lack of progress by Stavropolneftegas ("STNG") (30% JV interest) in enabling the Joint Venture to commence operating activities. The DSGC recommended again to Roscomnedra (the federal Russian licensing body) and to the Stavropol Resource Usage Committee (regional) that the Joint Venture licenses be revoked.

     In early October 1996 the Stravropol Resource Usage Committee met and heard the DSGC's findings. The committee recognized the preparatory work which the Joint Venture had accomplished, but resolved to join the DSGC in the petition to the Stavropol Regional Government. Neither Roscomnedra nor the Stavropol Regional Government (the higher authorities) have indicated that they will take any further immediate action to revoke the Black Gold Joint Venture licenses.

     Black Gold Joint Venture representatives met with Roscomnedra (the federal level) in the spring of 1996 and have negotiated at that level to resolve outstanding partnership issues. The Stavropol Regional Government (20% JV interest) and Xavier management believe that continued cooperation with Roscomnedra should cure any regulatory violations or contractual defects.

     As previously disclosed, there can be no assurance that such cures will occur. In the event such violations are not cured, the Joint Venture could be subjected to administrative action, or the licenses could even be permanently revoked. There is currently no oil production associated with Xavier's interest.

     The Company intends to seek such additional required capital primarily through a combination of funding sources that may include offerings of equity and debt securities, including possible public offerings in the United States and internationally, which the Company believes will be facilitated by its domestication in the United States. In addition, the Company has entered into discussions with certain entities concerning the private placement in Europe of up to $100 million in convertible debentures. Xavier has no definitive agreement with respect to the issue of such private placement and there can be no assurances that such an agreement will be concluded.

     With the Company's domestication in the United States, it expects to be in a better position to seek capital and/or loan guarantees from US and foreign governmental and quasi-governmental agencies in connection with its Russian projects. The Company may also seek an industry partner looking for an entrance into the Russian oil and gas arena or could sell an interest in one or more of its concessions to a third party. There can be no assurance, however, that the Company will be successful in obtaining the funds required to meet its capital needs on a timely basis or, if it is successful, that the terms on which such funds are obtained will be advantageous to the Company. If the Company is unable to obtain sufficient capital in a timely manner, either as described above or otherwise, it would be forced to delay the development of the properties and/or seek to renegotiate its obligations under the TSA's, either of which could have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance that the Company would be able to renegotiate its obligations under the TSA's if required to do so.

                               XAVIER CORPORATION

                          PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings - None

ITEM 2 - Changes in Securities - None

ITEM 3 - Defaults upon Senior Securities - None

ITEM 4 - Submission of Matters to a Vote of Security Holders - None

ITEM 5 - Other Information - None

ITEM 6 - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                  XAVIER CORPORATION

Date:  November 14, 1996          By:        /S/
                                     ----------------------------
                                     Robert S. Parsons
                                     Vice President and Chief Financial Officer